Form 10-K
period 2005-12-31
Banc of America Alternative Loan Trust Mortgage Pass-Through Certificates Series 2005-4
filed 2006-03-30
CIK 1325224

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-118843-21


        Banc of America Alternative Loan Trust 2005-4
        Mortgage Pass-Through Certificates
        Series 2005-4

     (Exact name of registrant as specified in its charter)


  New York                                          54-2173102
  (State or other jurisdiction of                   54-2173104
  incorporation or organization)                    54-2173103
                                                    54-6658784
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not Applicable


      Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.

                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 25.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

           Omitted.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents field as part of this Annual Report on Form 10-K:

        (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on July 19, 2005).


        (31.1) Rule 13a-14(a)/15d-14(a) Certification

    (99.1) Annual Independent Accountants' Servicing Report concerning servicing activities for the year ended December 31, 2005.


      a) Bank of America, National Association, as Servicer <F1>


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2005.


      a) Bank of America, National Association, as Servicer <F1>

    (99.3) Annual Statement of Compliance under the Pooling and Servicing
           Agreement for the year ended December 31, 2005.


      a) Bank of America, National Association, as Servicer <F1>



     (99.4) Schedule of Year-to-Date Principal and Interest Distributions to
            Certificateholders.

            Not Applicable.

   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

   (c) Not Applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Banc of America Alternative Loan Trust 2005-4
    Mortgage Pass-Through Certificates
    Series 2005-4
    (Registrant)


  Signed: Bank of America, National  Association, as Servicer

  By:     Robert Caruso, Senior Vice President

  By: /s/ Robert Caruso, Senior Vice President


  Dated:  March 29, 2006


  Exhibit Index

  Exhibit No.

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on July 19, 2005).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Report concerning servicing activities for the year ended December 31, 2005.


      a) Bank of America, National Association, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2005.


      a) Bank of America, National Association, as Servicer <F1>


     (99.3) Annual Statement of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2005.


      a) Bank of America, National Association, as Servicer <F1>



     (99.4) Schedule of Year-to-Date Principal and Interest Distributions to
            Certificateholders.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

                            Certification

  I, Robert Caruso, a Senior Vice President of Bank of America, N.A. (the "Servicer"), certify that:

  1. I have reviewed this annual report on Form 10-K, and all monthly current reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of the Banc of America Alternative Loan
     Trust 2005-4 formed pursuant to the Pooling and Servicing Agreement, dated April 28, 2005, among Banc of America Mortgage Securities, Inc., Bank of America, National Association and Wells Fargo Bank, N.A. (the Agreement);

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the Agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the Servicer under the Agreement and based upon my knowledge and the annual compliance review required under the Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the Agreement;

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement, that is included in these reports; and

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party:
     Wells Fargo Bank, N.A.

     Date: March 10, 2006

     /s/ Robert Caruso
     Signature

     Senior Vice President
     Title


  EX-99.1
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
214 N. Tryon Street
Ste 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholder of Bank of America, N.A.:


We have examined management's assertion concerning the mortgage division of Bank of America, N.A.'s (the "Company"), compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included examining on a test basis evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 17, 2006


(page)


Exhibit 1


(logo) Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 17, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Floyd. S. Robinson
Floyd S. Robinson
Senior Vice President
President Consumer Real Estate
Bank of America, N.A.


/s/ H. Randall Chestnut
H. Randall Chestnut
Senior Vice President
Bank of America, N.A.


/s/ Mike Kula
Mike Kula
Senior Vice President
Finance Executive
Bank of America, N.A.


/s/ Robert Caruso
Robert Caruso
Senior Vice President
National Servicing Executive
Bank of America, N.A.


/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.



(logo) USA
2000-2004
US Olymipic Teams





  EX-99.2
Exhibit 1


(logo) Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 17, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Floyd. S. Robinson
Floyd S. Robinson
Senior Vice President
President Consumer Real Estate
Bank of America, N.A.


/s/ H. Randall Chestnut
H. Randall Chestnut
Senior Vice President
Bank of America, N.A.


/s/ Mike Kula
Mike Kula
Senior Vice President
Finance Executive
Bank of America, N.A.


/s/ Robert Caruso
Robert Caruso
Senior Vice President
National Servicing Executive
Bank of America, N.A.


/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.



(logo) USA
2000-2004
US Olymipic Teams





  EX-99.3
(logo) Bank of America



Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000


OFFICER'S CERTIFICATE PURSUANT TO SECTION 3.18
BOALT 2005-4


I, H. Randall Chestnut, Senior Vice President of Bank of America, N.A. (the "Servicer"), hereby certify of the Banc of America Alternative Loan Trust 2005-4 formed pursuant to Section 3.18 of the Pooling and Servicing Agreements dated April 28, 2005, among Banc of America Mortgage Securities, Inc., as depositor (together with its permitted successors and assigns, the "Depositor"), Bank of America, N.A., as servicer ( together with its permitted successors and assigns, the "Servicer"), and Wells Fargo Bank, N.A., as trustee (together with its permitted successors and assigns, the "Trustee"), that: (a) a review of the activities of the Servicer during calendar year 2005 and the performance of the Servicer under this Agreement have been made under my supervision, and (b) to the best of my knowledge, based on such review, the Servicer has fulfilled all it's obligations under the Agreements throughout calendar year 2005.

Dated March 10, 2006

Bank of America, N.A.
as Servicer

By:/s/ H. Randall Chestnut
Name: H. Randall Chestnut
Title: senior Vice President





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   15-IO                             34,742.64                  0.00                 0.00                 907,965.40
   2-A-1                            641,027.12          1,820,732.04                 0.00              18,261,267.96
   3-A-1                          1,067,776.90          1,583,797.66                 0.00              28,217,202.34
   A-PO                                   0.00             57,717.30                 0.00               1,191,762.69
   B-1                              232,816.57             72,230.23                 0.00               6,342,769.76
   B-2                               97,009.92             30,096.87                 0.00               2,642,903.13
   B-3                               71,133.36             22,068.79                 0.00               1,937,931.21
   B-4                               45,256.78             14,040.70                 0.00               1,232,959.30
   B-5                               25,876.57              8,028.08                 0.00                 704,971.92
   B-6                               45,272.06             14,045.21                 0.00               1,233,375.60
   CB-1                           1,265,026.87          4,685,635.02                 0.00              45,314,364.98
   CB-10                            465,269.16          (465,269.16)                 0.00              12,952,269.17
   CB-11                            186,444.17            465,269.16                 0.00               4,821,730.83
   CB-12                            151,828.45            502,490.13                 0.00               3,831,509.88
   CB-13                            455,033.36                  0.00                 0.00              12,410,000.00
   CB-2                           2,284,597.28         10,302,670.62                 0.00              78,558,329.37
   CB-3                             828,376.47                  0.00                 0.00              78,558,329.37
   CB-4                             502,241.14                  0.00                 0.00              45,314,364.98
   CB-5                             330,000.00                  0.00                 0.00               9,000,000.00
   CB-6                           2,231,342.92          8,224,434.58                 0.00              79,535,565.42
   CB-7                             870,563.02                  0.00                 0.00              79,535,565.42
   CB-8                             733,333.36                  0.00                 0.00              20,000,000.00
   CB-9                              30,543.36                  0.00                 0.00                 833,000.00
   CB-IO                            581,191.31                  0.00                 0.00              14,658,501.99
   CB-R                                   1.53                100.00                 0.00                       0.00